Form 10-K
period 2005-12-31
Bayview Financial Mortage Pass-Through Trust 2005-D
filed 2006-03-30
CIK 1344023

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2005

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-122059-02


        Bayview Financial Securities Company, LLC.
        Mortgage Pass-Through Certificates
        Series 2005-D

     (Exact name of registrant as specified in its charter)


  Delaware                                          54-2188561
  (State or other jurisdiction of                   54-2188562
  incorporation or organization)                    54-2188563
                                                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See Definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):


  Large Accelerated Filer ___  Accelerated Filer ___  Non-Accelerated Filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Not applicable.


  Item 1A.  Risk Factors.

            Not applicable.


  Item 1B.  Unresolved Staff Comments.

            Not applicable.


  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.

                                PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2005, the total number of holders of record for the Series of Certificates is 34.


  Item 6.  Selected Financial Data.

            Not applicable.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.


            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not applicable.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.
            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) Bank of America, N.A., as Servicer <F1>
      b) Bayview Loan Servicing, LLC, as Servicer <F1>
      c) Chase Home Finance LLC, as Servicer <F1>
      d) M & T Mortgage Corporation, as Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) Bank of America, N.A., as Servicer <F1>
      b) Bayview Loan Servicing, LLC, as Servicer <F1>
      c) Chase Home Finance LLC, as Servicer <F1>
      d) M & T Mortgage Corporation, as Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) Bank of America, N.A., as Servicer <F1>
      b) Bayview Loan Servicing, LLC, as Servicer <F1>
      c) Chase Home Finance LLC, as Servicer <F1>
      d) M & T Mortgage Corporation, as Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Bayview Financial Securities Company, LLC.
    Mortgage Pass-Through Certificates
    Series 2005-D
    (Registrant)


  Signed: Bayview Financial Securities Company, LLC - 352 as Depositor

  By:     Stuart Waldman, Vice President

  By: /s/ Stuart Waldman, Vice President

  Dated:  March 30, 2006


  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  I, Stuart Waldman, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Bayview Financial Securities Company, LLC. Mortgage Pass-Through Certificates, Series 2005-D Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing or similar, agreement, for inclusion in these reports is included in these reports;

  4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Bank of America, N.A. as Servicer, Bayview Loan Servicing, LLC as Servicer, Chase Home Finance LLC as Servicer, M & T Mortgage Corp as Servicer.

     Date: March 30, 2006

     /s/ Stuart Waldman
     Signature

     Vice President
     Title


  EX-99.1 (a)
(logo) PRICEWATERHOUSECOOPERS


PricewaterhouseCoopers LLP
214 N. Tryon Street
Ste 3600
Charlotte NC 28202
Telephone (704) 344 7500
Facsimile (704) 344 4100

Report of Independent Registered Public Accounting Firm


To the Board of Directors and Shareholder of Bank of America, N.A.:


We have examined management's assertion concerning the mortgage division of Bank of America, N.A.'s (the "Company"), compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2005 included in the accompanying Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards (see Exhibit 1). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly included examining on a test basis evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP

March 17, 2006


(page)


Exhibit 1


(logo) Bank of America


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 17, 2006


As of and for the year ended December 31, 2005, Bank of America, N.A. (the "Company"), has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $270,000,000 and $110,000,000, respectively.


/s/ Floyd. S. Robinson
Floyd S. Robinson
Senior Vice President
President Consumer Real Estate
Bank of America, N.A.


/s/ H. Randall Chestnut
H. Randall Chestnut
Senior Vice President
Bank of America, N.A.


/s/ Mike Kula
Mike Kula
Senior Vice President
Finance Executive
Bank of America, N.A.


/s/ Robert Caruso
Robert Caruso
Senior Vice President
National Servicing Executive
Bank of America, N.A.


/s/ J. Mark Hanson
J. Mark Hanson
Senior Vice President
Bank of America, N.A.



(logo) USA
2000-2004
US Olymipic Teams





  EX-99.1 (b)
Grant Thornton (logo)

Accountants and Business Advisors


REPORT OF INDEPENDENT CERTIFIED
PUBLIC ACCOUNTANTS


Board of Directors
Bayview Loan Servicing, LLC

We have examined management's assertion, included in the accompanying report titled Report of Management, that Bayview Loan Servicing, LLC (the Company) complied with the servicing standards identified in Exhibit A to the Report of Management (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) for the year ended December 31, 2005. Management is responsible for the Company's compliance with those specified minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned specified minimum servicing standards for the year ended December 31, 2005, is fairly stated, in all material respects.


/s/ Grant Thorton LLP

Miami, Florida
February 14, 2006


2700 South Commerce Parkway
Suite 300
Weston, FL 33331-3630
T 954.768.9900
F 954.768.9908
W www.grantthornton.com

801 Brickell Avenue
Suite 2450
Miami, FL 33131-2867
T 305.341.8040
F 305.341.8099
W www.grantthornton.com

11300 US Highway One
Suite 303
West Palm Beach, FL 33408-3229
T 561.684.9496
F 561.684.9476
W www.grantthornton.com

Grant Thornton LLP
US Member of Grant Thornton International


(page)


EXHIBIT A

SPECIFIED MINIMUM SERVICING STANDARDS


I.   Custodial Bank Accounts

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

a.  be mathematically accurate;

b. be prepared within forty-five (45) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;

c. be reviewed and approved by someone other than the person who prepared the reconciliation; and

d. document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.


II.  Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.


(page)


EXHIBIT A

SPECIFIED MINIMUM SERVICING STANDARDS - CONTINUED


III. Disbursements

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unissued checks shall be safeguarded so as to prevent unauthorized access.


IV.  Investor Accounting and Reporting

The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.


V.   Mortgagor Loan Accounting

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.


(page)


EXHIBIT A

SPECIFIED MINIMUM SERVICING STANDARDS - CONTINUED


VI.  Delinquencies

Records documenting collection efforts shall be maintained during the period a loan is in default and shall be undated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).


VII. Insurance Policies

A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.1 (c)
(logo) PRICEWATERHOUSECOOPERS


PricewaterhouseCoopers LLP
PricewaterhouseCoopers Center
300 Madison Avenue
New York NY 10017
Telephone (646) 471 3000
Facsimile (813) 286 6000


Report of Independent Auditors


To the Board of Directors and Stockholder of Chase Home Finance LLC:


We have examined management's assertion about Chase Home Finance LLC's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2005 included in the accompanying management assertion (see Exhibit I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP.


March 13, 2006


(page)


(logo) CHASE


Exhibit I


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 13, 2006


As of and for the year ended December 31, 2005, Chase Home Finance LLC (the "Company") has complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). These Standards are applicable only to the Company's prime and subprime mortgage portfolios.

As of and for this same period, the Company had in effect fidelity bond and errors and omissions policies in the amounts of $250,000,000 and $25,000,000 respectively.


/s/ Kim Greaves
Kim Greaves
Senior Vice President
Chase Home Finance LLC

/s/ Jim Miller
Jim Miller
Senior Vice President
Chase Home Finance LLC

/s/ Scott Powell
Scott Powell
CEO
Chase Home Finance LLC





  EX-99.1 (d)
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
3600 HSBC Center
Buffalo NY 14203-2879
Telephone (716) 856 4650
Facsimile (716) 856 1208

Report of Independent Accountants


To the Board of Directors and Stockholder of M&T Mortgage Corporation



We have examined management's assertion about M&T Mortgage Corporation's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2005 included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP


March 10, 2006


(page)


Exhibit 1


Management's Assertion Concerning Compliance
With USAP Minimum Servicing Standards


March 10, 2006


As of and for the year ended December 31, 2005, M&T Mortgage Corporation (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $55,000,000 and $54,000,000, respectively.

M&T Mortgage Corporation

By: /s/ James J. Beardi
    James J. Beardi
    President

By: /s/ Mark J. Mendel
    Mark J. Mendel
    Administrative Vice President


P.O. Box 1288, Buffalo, NY 14240, 716 626 7010  800 724 2224
Mortgage account information, just a click away. www.mandtmortgage.com





  EX-99.2 (a)
Exhibit 1


(logo) Bank of America


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 17, 2006


As of and for the year ended December 31, 2005, Bank of America, N.A. (the "Company"), has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $270,000,000 and $110,000,000, respectively.


/s/ Floyd. S. Robinson
Floyd S. Robinson
Senior Vice President
President Consumer Real Estate
Bank of America, N.A.


/s/ H. Randall Chestnut
H. Randall Chestnut
Senior Vice President
Bank of America, N.A.


/s/ Mike Kula
Mike Kula
Senior Vice President
Finance Executive
Bank of America, N.A.


/s/ Robert Caruso
Robert Caruso
Senior Vice President
National Servicing Executive
Bank of America, N.A.


/s/ J. Mark Hanson
J. Mark Hanson
Senior Vice President
Bank of America, N.A.



(logo) USA
2000-2004
US Olymipic Teams





  EX-99.2 (b)
(logo)
BAYVIEW
LOAN SERVICING, LLC

Report of Management


We, as members of management of Bayview Loan Servicing, LLC (the Company), are responsible for complying with the servicing standards identified in the attached Exhibit A (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of the Company's compliance with the specified minimum servicing standards as of December 31, 2005 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2005, the Company complied, in all material respects, with the specified minimum servicing standards.

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $3,500,000 for the period from January 1, 2005 through December 31, 2005.




/s/ Richard O'Brien
Richard O'Brien
Mananging Director of Loan Servicing




February 14, 2006





4425 Ponce de Leon Blvd. / 5th Floor / Coral Gables, FL 33146 /
Tel: (800) 457-5105

[PAGE]

EXHIBIT A

SPECIFIED MINIMUM SERVICING STANDARDS


I.   Custodial Bank Accounts

     1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

        a. be mathematically accurate;

        b. be prepared within forty-five (45) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;

        c. be reviewed and approved by someone other than the person who prepared the reconciliation; and

        d. document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

     2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

     3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

     4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.


II.  Mortgage Payments

     1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

     2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt.

     3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

     4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

[PAGE]

EXHIBIT A

SPECIFIED MINIMUM SERVICING STANDARDS - CONTINUED


III. Disbursements

     1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

     2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

     3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

     4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

     5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

     6. Unissued checks shall be safeguarded so as to prevent unauthorized access.


IV.  Investor Accounting and Reporting

     The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.


V.   Mortgagor Loan Accounting

     1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

     2. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

     3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

     4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

[PAGE]

EXHIBIT A

SPECIFIED MINIMUM SERVICING STANDARDS - CONTINUED


VI.  Delinquencies

     Records documenting collection efforts shall be maintained during the period a loan is in default and shall be undated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).


VII. Insurance Policies

     A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.2 (c)
(logo) CHASE


Exhibit I


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 13, 2006


As of and for the year ended December 31, 2005, Chase Home Finance LLC (the "Company") has complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). These Standards are applicable only to the Company's prime and subprime mortgage portfolios.

As of and for this same period, the Company had in effect fidelity bond and errors and omissions policies in the amounts of $250,000,000 and $25,000,000 respectively.


/s/ Kim Greaves
Kim Greaves
Senior Vice President
Chase Home Finance LLC

/s/ Jim Miller
Jim Miller
Senior Vice President
Chase Home Finance LLC

/s/ Scott Powell
Scott Powell
CEO
Chase Home Finance LLC





  EX-99.2 (d)
(logo) M&T Mortgage Corporation
A Subsidiary of M&T Bank


Exhibit 1


Management's Assertion Concerning Compliance
With USAP Minimum Servicing Standards


March 10, 2006


As of and for the year ended December 31, 2005, M&T Mortgage Corporation (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $55,000,000 and $54,000,000, respectively.

M&T Mortgage Corporation

By: /s/ James J. Beardi
    James J. Beardi
    President

By: /s/ Mark J. Mendel
    Mark J. Mendel
    Administrative Vice President


P.O. Box 1288, Buffalo, NY 14240, 716 626 7010  800 724 2224
Mortgage account information, just a click away. www.mandtmortgage.com





  EX-99.3 (a)
(logo) Bank of America

Bank of America
475 CrossPoint Parkway
PO Box 9000
Getzville, NY 14068-9000


SERVICER'S COMPLIANCE CERTIFICATE

March 10, 2006

Bayview Financial Securities Company, LLC
4425 Ponce de Leon Boulevard
4th Floor
Coral Gables, Florida 33146
Attention: Bayview 2005-D


Wells Fargo Bank, N.A.
9062 Old Annapolis Road
Columbia, Maryland 21045
Attention: Master Servicing Department, Bayview 2005-D


Reference is made to the servicing Agreement (the "Agreement"), by and between Wachovia Bank, N.A., as trustee (the "Trustee"), and Bank of America, N.A., as servicer (the "Servicer") and acknowledged by Wells Fargo Bank, N.A., as master servicer. I, H. Randall Chestnut, a Senior Vice-President of the Bank of America, N.A., hereby certify to the Master Servicer and the Depositor, and their respective officers, directors and affiliates, and with the knowledge and intent that they will rely upon this certification, that:

1. I have reviewed the information required to be delivered to the Master servicer pursuant to the Agreement (the "Servicing Information")

2. Based on my knowledge, the Servicing Information has been provided to the Master Servicer when and as required under the Agreement;


3. Based on my knowledge, the Servicing information does not contain any material untrue information or omit to state information necessary to make the Servicing information, in light of the circumstances under which such information was provided, not misleading as of the date of this certification; and

4. I am responsible for reviewing the activities performed by the Servicer under the Agreement, and based upon my knowledge and the review required under the Agreement, and except as disclosed in writing to you on or prior to the date of this certification either in the accountants' report required under the Agreement or in disclosure a copy of which is attached hereto, the Servicer has, as of the date of this certification, fulfilled its obligations under the Agreement.


Very truly yours,
By: /s/ H. Randall Chestnut
Name:  H. Randall Chestnut
Title: Senior Vice-President





  EX-99.3 (b)
OFFICER'S CERTIFICATE



Wells Fargo Bank, National Association,
 as Master Servicer
9062 Old Annapolis Road
Columbia, Maryland 21045
Attention: Master Servicing Department


Bayview Financial, L.P.,
 as Owner
4425 Ponce de Leon Boulevard, 4th Floor
Coral Gables, Florida 33146
Attention: Tom Carr, Esq.


Reference is hereby made to the servicing agreements (each, an "Agreement") listed on Exhibit A attached hereto and entered into by Bayview Loan Servicing, LLC, in its own right, or as successor in interest to Interbay Funding, LLC, in its capacity as servicer (the "Servicer"). The undersigned, a duly authorized officer of the Servicer, hereby certifies to Wells Fargo Bank, National Association, as master servicer, and to Bayview Financial, L.P. (formerly known as Bayview Financial Trading Group, L.P.) ("Bayview") that: (x) a review of the activities of the Servicer during the calendar year ended December 31, 2005 and of performance under each Agreement has been made under his supervision, and (y) to the best of his knowledge, based on such review, the Servicer has fulfilled all of its obligations under each Agreement throughout the calendar year ended December 31, 2005.


Very truly yours,

By: /s/ Richard O'Brien
    Name: Richard O'Brien
    Title:Senior Vice President

Date: March __, 2006

[PAGE]

EXHIBIT A

1. Servicing Agreement by and between Bayview and the Servicer, dated as of January 1, 2003 (2003-A);

2. Servicing Agreement by and between Bayview and the Servicer, dated as of February 1, 2003 (2003-B);

3. Servicing Agreement by and between Bayview and the Servicer, dated as of June 1, 2003 (BCAT 2003-1);

4. Servicing Agreement by and between Bayview and the Servicer, dated as of October 1, 2003 (BCAT 2003-2);

5. Servicing Agreement by and between Bayview and the Servicer, dated as of April 1, 2003 (2003-C);

6. Servicing Agreement by and between Bayview and the Servicer, dated as of July 1, 2003 (2003-D);

7. Servicing Agreement by and between Bayview and the Servicer, dated as of September 1, 2003 (2003-E);

8. Servicing Agreement by and between Bayview and the Servicer, dated as of November 1, 2003 (2003-F);

9. Servicing Agreement by and between Bayview and the Servicer, dated as of December 1, 2003 (2003-G);

10. Servicing Agreement by and between Bayview and the Servicer, dated as of February 1, 2004 (BCAT 2004-1);

11. Servicing Agreement by and between Bayview and the Servicer, dated as of March 1, 2004 (2004-A);

12. Servicing Agreement by and between Bayview and the Servicer, dated as of April 1, 2004 (2004-B);

13. Servicing Agreement by and between Bayview and the Servicer, dated as of August 1, 2004 (2004-C);

14. Servicing Agreement by and between Bayview and the Servicer, dated as of November 1, 2004 (2004-D);

15. Collection and Remittance Agreement by and between Bayview Financial Asset Trust 2003-B and the Servicer, dated as of February 1, 2003 (2003-B); and

16. Servicing Agreement by and between Bayview and the Servicer, dated as of February 1, 2005 (2005-A).

[PAGE]

17. Servicing Agreement by and between Bayview and the Servicer, dated as of March 1, 2005 (2005-B).

18. Servicing Agreement by and between Bayview and the Servicer, dated as of August 1, 2005 (2005-C).

19. Servicing Agreement by and between Bayview and the Servicer, dated as of October 1, 2005 (2005-D).

20. Servicing Agreement by and between Bayview and the Servicer, dated as of November 1, 2005 (2005-E).





  EX-99.3 (c)
(logo) CHASE


ANNUAL STATEMENT OF COMPLIANCE


Pursuant to the servicing agreement, the undersigned Officer, to the best of his/her knowledge, hereby certifies to the following:

I have reviewed the activities and performance of the Servicer and, during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of the Officer's knowledge, the Servicer has fulfilled all its duties, responsibilities or obligations under these Agreements throughout such year.

a)   All property inspections have been completed.

b)   Compliance relative to Adjustable Rate Mortgages has been met.

c)   Compliance with IRS Foreclosure reporting regulations enacted as IRS
     Section 6060J by the Deficit Reduction Act, regarding Acquired and/or Abandonment property have been completed.

d) All loans serviced in states that have statutes requiring payment of interest on escrow/impound accounts have been completed.

e) That such Officer has confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement are in full force and effect.

f)   Enclosed is a copy of our most recent independent audit statement.


CERTIFIED BY: /s/ Kim Greaves
              Kim Greaves
              Senior Vice President

Date: 3/13/06


CERTIFIED BY: /s/ Jim Miller
              Jim Miller
              Senior Vice President

Date: 3/13/06


(page)


Wells Fargo - 2005 deals

Investor#   Agreement Name                                       Agreement Date

047         FC0105                                               1/15/05
047         FC0205                                               2/15/05
047         FC0305                                               3/15/05
047         FC0405                                               4/15/05
047         FC0505                                               5/15/05
047         FC0605                                               5/15/05
047         FC0705                                               7/27/05
047         FC0805                                               8/27/05
047         FC0905                                               9/20/05
047         FC1005                                               10/20/05
047         FC1105                                               11/25/05
047         FC1205                                               12/19/05
G62         BAF05001                                             2/1/05
G63         CSF05001                                             2/1/05
G65         JPA050S1                                             2/1/05
G69         JPA050A1                                             2/1/05
G70         MAL05001                                             2/1/05
G75         5MASD1                                               3/1/05
G76         CSF05002                                             3/2/05
G80         5GSMP1                                               3/7/05
G84         JPA050A2                                             4/1/05
G85         BAF05002                                             4/1/05
G86         MAL05003                                             4/1/05
G87         CSF05003                                             4/1/05
G92         MST05001                                             4/1/05
G96         MAL05004                                             6/1/05
G97         CSF05004                                             5/1/05
G98         JPA050A3                                             6/2/05
L06         CSF05005                                             6/1/05
L07         BAF05003                                             6/1/05
L09         MSS05001                                             6/1/05
L15         JPA050A4                                             7/1/05
L19         BAF0500E                                             7/1/05
L23         CSF05006                                             7/1/05
L27         JPA050A5                                             8/1/05
L33         MAL05005                                             8/5/05
L37         BAY0500C                                             9/12/05
L38         JPA050S2                                             9/1/05
L41         JPA050A6                                             9/1/05
L42         5MARP2                                               9/1/05
L48         CSF05009                                             10/3/05
L49         JPA050A7                                             10/3/05


(page)


L53          THB05003                                            9/1/05
L55          JPA050A8                                            11/1/05
L56          5MABA1                                              11/1/05
L57          BAY0500D                                            11/1/05
L58          CSF05010                                            11/1/05
L59          MST05002                                            11/1/05
L62          5MSST2                                              1111/05
L65          MAL05006                                            12/1/05
L66          JPL050S1                                            12/1/05
L67          BAF05007                                            12/1/05
L68          CSF05011                                            12/1/05
L72          JPA050S3                                            12/1/05
L74          JPL050A2                                            12/1/05
571          PPS05WC1                                            1/26/05
572          PEOPLES CHOICE 2005-1                               3/28/05
578          FLD0501                                             2/25/05
583          MAB05HE1                                            4/28/05
598          FLD0502                                             7/29/05
599          FBR05001                                            7/29/05
602          HAS05NC1                                            9/13/05
608          FBR05002                                            9/29/05
609          MAB05HE2                                            9/29/05
610          HAS05NC2                                            9/29/05
615          MSI05HE5                                            10/27/0
617          FLD0503                                             11/28/0
621          FBR05004                                            12/5/05
622          FBR05005                                            12/5/05
624          HAS05I01                                            12/21/05
             AEGO5004
             ARM0511
             FS2005-1
             FS2005-2
             FS2005-3
             GS2005-RP1
             MAB05AB1
             MRLT2005-1
             MRLT2005-2
             MSM058SL
             NLC05004
             PRM05005


(page)


Wells Fargo - 2004 and prior deals

Investor#   Agreement Name                                       Agreement Date

18          1997 WL-3
46          FC0704
46          FC0804
46          FC0904
46          FC1004
46          FC1104
46          FC1204
111         1999WL6
168         PRM04-CL1                                            1/1/04
361         01996U
32E         JPMMT 2004-S1                                        1/1/04
32J         JPM2004-S1                                           8/1/04
A37         E94001
A39         J21001
C48         MAST 2004-1                                          9/1/04
C84         2002WL7                                              5/1/02
D92         S44003
F04         MALT2002-1                                           7/30/02
F18         002WLF                                               7/1/02
F04/F20     002WLG                                               8/27/02
F31         2003-WLV                                             7/1/03
F32         2002WLJ
F33         Bayview 2003-D                                       7/1/03
F34         002FX2
F35         Bayview 2003-E                                       7/1/03
F38         002WLM
F46         002WLS
F48         2CRA57
F50         2002WL12
F51         MALT2003-2                                           3/1/03
F52         MALT2003-3                                           6/1/03
F53         MAST2003-5                                           6/1/03
F54         MAST2003-6                                           6/1/03
F55         MAST2003-7                                           7/1/03
F56         MAST2003-8                                           8/1/03
F57         MASTR9
F58         MAST03-10                                            10/1/03
F59         MALT2003-7                                           10/1/03
F60         MALT2003-8                                           11/1/03
F61         MALT2003-9                                           1/2/04
F61         MAST2003-9                                           9/1/03
F62         MAST03-12                                            1/2/04


(page)


F63         DBALT4                                               1/21/04
F64         MALT2004-4                                           2/2/04
F65         MALT2004-2                                           3/1/04
F66         MAST2004-3                                           2/1/04
F67         MALT2004-3                                           4/1/04
F68         Bear Stearns Mortgage Securities Inc Series 1998-1   3/1/04
F68         Bear Stearns Mortgage Securities Inc Series 1998-5   3/1/04
F68         PRM04-CL2                                            4/1/04
F68         SAMI 1998-8                                          3/1/04
F69         MALT2004-4                                           5/3/04
F71         MAST2004-5                                           4/1/04
F73         MALT2004-5                                           6/3/04
F74         002FX5
F75         MAST2004-6                                           6/1/04
F77         MALT2004-6                                           7/5/04
F79         MALT2004-7                                           7/1/04
F81         MAST2004-8                                           7/1/04
F83         MAST2004-9                                           8/1/04
F85         MALT2004-8                                           8/1/04
F89         MALT2004-9                                           8/1/04
F94         GSMPS 2003-1                                         10/1/03
F95         MALT04-10                                            9/1/04
G01         JPM2004-A1                                           1/1/04
G05         JPM2004-A2                                           4/1/04
G06         GS2004-1                                             2/1/04
G10         JPM2004-A3                                           6/1/04
G12         GS2004-3                                             5/1/04
G16         JPM2004-A4                                           7/1/04
G19         CSFB04-4                                             8/2/04
G22         CSFB04-5                                             9/1/04
G23         BAY2004-C                                            9/1/04
G29         CSFB04-6                                             10/1/04
G36         JPM2004-A5                                           10/1/04
G38/J07     CSFB04-7                                             11/1/04
G39         MALT04-11                                            11/1/04
G40/J08     MAST04-10                                            10/1/04
G43         JPM2004-A6                                           12/1/04
G44         CSFB04-8                                             12/1/04
G45         JPM2004-S2                                           11/1/04
G47         MAST04-11                                            11/1/04
G48         MALT04-12                                            11/1/04
G53         BAY2004-D                                            3/1/04
G54         4BAFC4                                               10/1/04
G56         BAFC2004-5                                           10/1/04
G56         4BAFC6
G58         MALT04-13                                            12/1/04


(page)


H71         CSFB 2001-AR24
J08         4MAS10
            Deutsche Mortgage Securities, Inc. 2004-4
            GS2003-3                                             10/1/03
            MAST2004-4
            MAST2004-1
            SAM2000-1
            CMLT04-HE1
            CMLT2004-1
            CSFB04-AR5
            FNMA200233
            FS2003-1
            FS2004-1
            FS2004-2
            FS2004-3
            FS2004-4
            FS2004-5
            GEMLMLM
            HARTX83-A
            JEFFTX84
            MALT2002-2
            MALT2003-5
            MARM2003-1
            MAST2002-7
            MAST2003-2
            MAST2003-3
            MAST2003-4
            MS1997-P1
            MSGF1996-1
            MSST2003-1
            NATIONSBK
            NORWEST-TX
            RMSC89-8
            SASCO02-9
            SMSC92-6
            SMT91-05
            SMT92-01
            SMT93-04
329         SOPAC/ 97-2 / WELLS FARGO TRUST SERVICES
389         AMRES98-2                                            6/22/98
466         Aegis Asset Backed Securities Trust 2003-1           3/27/03
479         FIRST FRANKLIN MORTGAGE LOAN TRUST 2003-FF2          6/26/03
480         First Franklin Mortgage Loan Trust 2003-FFC          6/1/03
483         GS2003-HE2                                           9/8/03
488         First Franklin Mortgage Loan Trust 2003-FF4          9/1/03
489         Aegis Asset Backed Securities Trust 2003-2           10/8/03


(page)


497         FIELDSTONE MORTGAGE INVESTMENT CORP 2003-1           10/23/03
501         GS2003-AHL                                           10/29/03
502         Aegis Asset Backed Securities Trust 2003-3           11/18/03
510         Aegis Asset Backed Securities Trust 2004-1           1/23/04
511         Fieldstone Mortgage Investment Trust 2004-1          1/30/04
514         FIRST FRANKLIN MORTGAGE LOAN TRUST 2004-FFA          2/1/04
520         Fieldstone Mortgage Investment Trust 2004-2          4/20/04
524         FIRST FRANKLIN MORTGAGE LOAN TRUST 2004-FF3          5/1/04
528         Aegis Asset Backed Securities Trust 2004-3           6/21/04
532         Fieldstone Mortgage Investment Trust 2004-3          6/21/04
537         SAIL2004-7                                           7/27/04
542         Aegis Asset Backed Securities Trust 2004-4           8/26/04
544         FFMLT 2004-FF7                                       8/1/04
547         MS2004-5AR                                           9/23/04
548         MS2004-6AR                                           9/23/04
549         MS2004-7AR                                           9/23/04
555         MABS04HE1                                            10/1/04
556         MS2004-8AR                                           9/30/04
558         Fieldstone Mortgage Investment Trust 2004-4          9/30/04
562         PEOPLES CHOICE 2004-2                                11/23/04
566         Fieldstone Mortgage Investment Trust 2004-5          11/23/04
            BSALTA2003-4
            BSRT2001-4
            CMLT2003-1                                           9/1/98
            DALT03-4XS                                           11/1/03





  EX-99.3 (d)
(logo) M&T Mortgage Corporation
A Subsidiary of M&T Bank


WELLS FARGO-BAYVIEW
9062 OLD ANNAPOLIS RD
COLUMBIA, MD 21045


Annual Statement of Compliance


For The Fiscal Year 2005


1. A review of the activities of M & T Mortgage Corporation during the preceding calendar year and of performance according to the servicing agreement (see
   Schedule 1, attached) has been made with the undersigned officer's supervision, and

2. To the best of the undersigned officer's knowledge, based on such review, M & T Mortgage Corporation has fulfilled all its obligations under the servicing agreement for such year, or if there has been a default in the fulfillment of any such obligation, such default is listed below:



Known Default              Status             Steps Being Taken to Cure Default



None





Seller Servicer: M&T Mortgage Corporation

By:/s/ Beth E. Fisher

Title: Vice President / Investor Reporting Manager

Date: March 14, 2006


P.O. Box 1288, Buffalo, NY 14240, 716 626 7010 * 800 724 2224
Mortgage account information, just a click away. www.mandtmortgage.com


(page)


Schedule 1

Security  Date         Agreement and Parties
1998-1    03/31/2000   Amended and Restated Servicing Agreement between First Union National Bank as Trustee and M&T
                       Mortgage Corporation as Servicer and Default Administrator
1998-A    03/31/2000   Amended and Restated Servicing Agreement between Bayview Financial Acquisition Trust 1998-A as
                       Issuer and M&T Mortgage Corporation as Servicer and Default Administrator
1998-B    03/31/2000   Amended and Restated Servicing Agreement between Bayview Financial Acquisition Trust 1998-B as
                       Issuer and M&T Mortgage Corporation as Servicer and Default Administrator
1999-A    03/31/2000   Amended and Restated Servicing Agreement between Bayview Financial Acquisition Trust 1999-A as
                       Issuer and M&T Mortgage Corporation as Servicer and Default Administrator
1999-B    03/31/2000   Amended and Restated Servicing Agreement between Bayview Financial Acquisition Trust 1999-B as
                       Issuer and M&T Mortgage Corporation as Servicer and Default Administrator
2001-C    08/01/2001   Full Recourse Servicing Agreement between Bayview Financial Revolving Asset Trust 2001-C (the
                       "Issuer") and M&T Mortgage Corporation
          08/01/2001   Non-Full Recourse Servicing Agreement between Bayview Financial Trading Group, L.P. as Owner and M&T Mortgage Corporation as Servicer
2001-D    11/01/2001   Servicing Acknowledgement Agreement between Bayview Financial Asset Trust 2001-D (the "Issuer")
                       and M&T Mortgage regarding 2000-D full recourse
          11/01/2001   Servicing Acknowledgement Agreement between Bayview Financial Asset Trust 2001-D (the "Issuer")
                       and M&T Mortgage regarding 2000-D non-full recourse
          11/01/2001   Non-Full Recourse Servicing Agreement between Bayview Financial Trading Group, L.P. as Owner and M&T Mortgage Corporation as Servicer
2002-B    03/01/2002   Non-Full Recourse Servicing Agreement between Bayview Financial Trading Group, L.P. as Owner and M&T Mortgage Corporation as Servicer
2002-C    04/01/2002   Full Recourse Servicing Agreement between Bayview Financial Asset Trust 2002-C (the "Issuer") and
                       M&T Mortgage Corporation
          04/01/2002   Non-Full Recourse Servicing Agreement between Bayview Financial Trading Group, L.P. as Owner and M&T Mortgage Corporation as Servicer
          04/01/2002   Non-Full Recourse Servicing Agreement between Bayview Financial Asset Trust 2002-C as Issuer and
                       M&T Mortgage Corporation as Servicer
2002-D    07/01/2002   Full Recourse Servicing Agreement between Bayview Financial Asset Trust 2002-D (the "Issuer") and
                       M&T Mortgage Corporation
          07/01/2002   Non-Full Recourse Servicing Agreement between Bayview Financial Trading Group, L.P. as Owner and M&T Mortgage Corporation as Servicer
          07/01/2002   Servicing Agreement between Bayview Financial Asset Trust 2002-D as Issuer and M&T Mortgage
                       Corporation as Servicer regarding the SBA loans
2002-F    12/01/2002   Non-Full Recourse Servicing Agreement between Bayview Financial Trading Group, L.P. as Owner and M&T Mortgage Corporation as Servicer
          12/01/2002   Full Recourse Servicing Agreement between Bayview Financial Asset Trust 2002-F (the "Issuer") and
                       M&T Mortgage Corporation
          12/01/2002   Servicing Acknowledgement Agreement between Bayview Financial Asset Trust 2002-F (the "Issuer")
                       and M&T Mortgage regarding 2002-E non-full recourse
2003-1    06/01/2003   Servicing Agreement between Bayview Commercial Asset Trust 2003-1 as Issuer and M&T Mortgage
                       Corporation as Servicer
2003-A    01/01/2003   Non-Full Recourse Servicing Agreement between Bayview Financial Asset Trust 2003-A as Issuer and
                       M&T Mortgage Corporation as Servicer
          01/01/2003   Full Recourse Servicing Agreement between Bayview Financial Asset Trust 2003-A (the "Issuer") and
                       M&T Mortgage Corporation
2003-B    02/01/2003   Full Recourse Servicing Agreement between Bayview Financial Asset Trust 2003-B (the "Issuer") and
                       M&T Mortgage Corporation
          02/01/2003   Non-Full Recourse Servicing Agreement between Bayview Financial Asset Trust 2003-B as Issuer and
                       M&T Mortgage Corporation as Servicer
2003-C    04/01/2003   Full Recourse Servicing Agreement between Wachovia Bank, National Association as trustee and
                       M&T Mortgage Corporation and acknowledged by Wells Fargo, National Association as Master
                       Servicer
          04/01/2003   Non-Full Recourse Servicing Agreement between Wachovia Bank, National Association as Trustee and M&T Mortgage Corporation as Servicer
2003-D    07/01/2003   Full Recourse Servicing Agreement between Wachovia Bank, National Association as trustee and
                       M&T Mortgage Corporation and acknowledged by Wells Fargo, National Association as Master
                       Servicer
          07/01/2003   Non-Full Recourse Servicing Agreement between Wachovia Bank, National Association as Trustee


(page)


                       and M&T Mortgage Corporation as Servicer
2003-E    09/01/2003   Full Recourse Servicing Agreement between Wachovia Bank, National Association as trustee and
                       M&T Mortgage Corporation and acknowledged by Wells Fargo, National Association as Master
                       Servicer
          09/01/2003   Non-Full Recourse Servicing Agreement between Wachovia Bank, National Association as Trustee and M&T Mortgage Corporation as Servicer
2003-4    08/01/2003   Servicing Agreement between Interbay Funding as Servicer and M&T Mortgage as Owner
2003-2    10/01/2003   Servicing Agreement between Bayview Commercial Asset Trust 2003-2 as Issuer and M&T Mortgage
                       Corporation as Servicer
2003-F    11/01/2003   Full Recourse Servicing Agreement between Wachovia Bank, National Association as trustee and
                       M&T Mortgage Corporation and acknowledged by Wells Fargo, National Association as Master
                       Servicer
          11/01/2003   Non-Full Recourse Servicing Agreement between Wachovia Bank, National Association as Trustee and M&T Mortgage Corporation as Servicer
2003-G    12/01/2003   Full Recourse Servicing Agreement between Bayview Financial Revolving Asset Trust 2003-G (the
                       "Issuer") and M&T Mortgage Corporation and acknowledged by Wells Fargo Bank Minnesota, National
                       Association as Master Servicer
          12/01/2003   Non-Full Recourse Servicing Agreement between Bayview Financial Revolving Asset Trust 2003-G as
                       Issuer and M&T Mortgage Corporation as Servicer
2003-7    12/01/2003   Servicing Agreement between M&T Mortgage Corporation as Servicer and Owner and Bayview
                       Financial, L.P. as Owner
2004-10   10/01/2004   Servicing Agreement between M&T Mortgage Corporation as Servicer and Owner and Bayview
                       Financial, L.P. as Owner
2004-1    02/01/2004   Servicing Agreement between Bayview Commercial Asset Trust 2004-1 as Issuer and M&T Mortgage
                       Corporation as Servicer
2004-A    03/01/2004   Full Recourse Servicing Agreement between Wachovia Bank, National Association as trustee and
                       M&T Mortgage Corporation and acknowledged by Wells Fargo, National Association as Master
                       Servicer
          03/01/2004   Non-Full Recourse Servicing Agreement between Wachovia Bank, National Association as Trustee and M&T Mortgage Corporation as Servicer
2004-B    04/01/2004   Full Recourse Servicing Agreement between Bayview Financial Revolving Asset Trust 2004-B (the
                       "Issuer") and M&T Mortgage Corporation and acknowledged by Wells Fargo, National Association as
                       Master Servicer
          04/01/2004   Non-Full Recourse Servicing Agreement between Bayview Financial Revolving Asset Trust 2004-B as
                       Issuer and M&T Mortgage Corporation as Servicer
2004-2    06/01/2004   Servicing Agreement between Bayview Commercial Asset Trust 2004-2 as Issuer and M&T Mortgage
                       Corporation as Servicer
2004-C    08/01/2004   Non-Full Recourse Servicing Agreement between Wachovia Bank, National Association as Trustee and M&T Mortgage Corporation as Servicer
2004-D    11/01/2004   Full Recourse Servicing Agreement between Wachovia Bank, National Association as trustee and
                       M&T Mortgage Corporation and acknowledged by Wells Fargo, National Association as Master
                       Servicer
          11/01/2004   Non-Full Recourse Servicing Agreement between Wachovia Bank, National Association as Trustee and M&T Mortgage Corporation as Servicer
2004-3    11/01/2004   Servicing Agreement between Bayview Commercial Asset Trust 2004-3 as Issuer and M&T Mortgage
                       Corporation as Servicer
2004-11   10/01/2004   Servicing Agreement among Bayview Loan Servicing, LLC as Servicer, Bayiew Financial, L.P. as
                       Owner and M&T Mortgage Corporation as Owner
2004-13   10/01/2004   Servicing Agreement between Interbay Funding as Servicer and M&T Mortgage as Owner
2005-2    02/01/2005   Servicing Agreement between M&T Mortgage Corporation as Servicer and Owner and Bayview
                       Financial, L.P. as Owner
2005-7    03/01/2005   Servicing Agreement between M&T Mortgage Corporation as Servicer and Owner and Bayview
                       Financial, L.P. as Owner
2005-1    02/01/2005   Servicing Agreement between Bayview Commercial Asset Trust 2005-1 as Issuer and M&T Mortgage
                       Corporation as Servicer
2005-A    02/01/2005   Full Recourse Servicing Agreement between Bayview Financial Revolving Asset Trust 2005-A (the
                       "Issuer") and M&T Mortgage Corporation and acknowledged by Wells Fargo, N.A. as Master Servicer
          02/01/2005   Non-Full Recourse Servicing Agreement between Bayview Financial Revolving Asset Trust 2005-A as
                       Issuer and M&T Mortgage Corporation as Servicer
2005-B    03/01/2005   Full Recourse Flow Servicing Agreement between Bayview Financial, L.P. as Owner and M&T
                       Mortgage Corporation as Servicer


(page)


          03/01/2005   Assignment, Assumption and Recognition Agreement among M&T Mortgage Corporation (the
                       "Servicer"), Bayview Financial Securities Company LLC (the "Assignee") and Bayview Financial, L.P.
                       (the "Assignor") regarding full recourse flow
          03/01/2005   Non-Full Recourse Flow Servicing Agreement between Bayview Financial, L.P. as Owner and M&T
                       Mortgage Corporation as Servicer
          03/01/2005   Assignment, Assumption and Recognition Agreement among M&T Mortgage Corporation (the
                       "Servicer"), Bayview Financial Securities Company LLC (the "Assignee") and Bayview Financial, L.P.
                       (the "Assignor") regarding non-full recourse flow
2005-2    03/01/2005   Non-Full Recourse Flow Servicing Agreement between Bayview Financial, L.P. as Owner and M&T
                       Mortgage Corporation as Servicer
          06/01/2005   Confirmation Agreement between Bayview Financial L.P. (the "Owner") and M&T Mortgage
                       Corporation (the "Servicer") regarding non-full recourse flow
          06/01/2005   Assignment, Assumption and Recognition Agreement among M&T Mortgage Corporation (the
                       "Servicer"), Bayview Financial Property Trust (the "Assignee") and Bayview Financial , L.P. (the
                       "Assignor") regarding non-full recourse flow
2005-11   06/01/2005   Servicing Agreement between M&T Mortgage Corporation as Servicer and Owner and Bayview
                       Financial, L.P. as Owner
2005-C    03/01/2005   Non-Full Recourse Flow Servicing Agreement between Bayview Financial, L.P. as Owner and M&T
                       Mortgage Corporation as Servicer
          08/01/2005   Confirmation Agreement between Bayview Financial L.P. (the "Owner") and M&T Mortgage
                       Corporation (the "Servicer") regarding non-full recourse flow
          08/01/2005   Assignment, Assumption and Recognition Agreement among M&T Mortgage Corporation (the
                       "Servicer"), Bayview Financial Securities Company LLC (the "Assignee") and Bayview Financial , L.P.
                       (the "Assignor") regarding non-full recourse flow
2005-3    03/01/2005   Non-Full Recourse Flow Servicing Agreement between Bayview Financial, L.P. as Owner and M&T
                       Mortgage Corporation as Servicer
          09/01/2005   Confirmation Agreement between Bayview Financial L.P. (the "Owner") and M&T Mortgage
                       Corporation (the "Servicer") regarding non-full recourse flow
          09/01/2005   Assignment, Assumption and Recognition Agreement among M&T Mortgage Corporation (the
                       "Servicer"), Bayview Financial Property Trust (the "Assignee") and Bayview Financial, L.P. (the
                       "Assignor") regarding non-full recourse flow
2005-D    03/01/2005   Non-Full Recourse Flow Servicing Agreement between Bayview Financial, L.P. as Owner and M&T
                       Mortgage Corporation as Servicer
          10/01/2005   Confirmation Agreement between Bayview Financial L.P. (the "Owner") and M&T Mortgage
                       Corporation (the "Servicer") regarding non-full recourse flow
          10/01/2005   Assignment, Assumption and Recognition Agreement among M&T Mortgage Corporation (the
                       "Servicer"), Bayview Financial Securities Company LLC (the "Assignee") and Bayview Financial, L.P.
                       (the "Assignor") regarding non-full recourse flow
2005-E    03/01/2005   Full Recourse Flow Servicing Agreement between Bayview Financial, L.P. as Owner and M&T
                       Mortgage Corporation as Servicer
          11/01/2005   Confirmation Agreement between Bayview Financial L.P. (the "Owner") and M&T Mortgage
                       Corporation (the "Servicer") regarding full recourse flow
          11/01/2005   Assignment, Assumption and Recognition Agreement among M&T Mortgage Corporation (the
                       "Servicer"), Bayview Financial Property Trust II (the "Assignee") and Bayview Financial, L.P. (the
                       "Assignor") regarding full recourse flow
          03/01/2005   Non-Full Recourse Flow Servicing Agreement between Bayview Financial, L.P. as Owner and M&T
                       Mortgage Corporation as Servicer
          12/01/2005   Confirmation Agreement between Bayview Financial L.P. (the "Owner") and M&T Mortgage
                       Corporation (the "Servicer") regarding non-full recourse flow
          12/01/2005   Assignment, Assumption and Recognition Agreement among M&T Mortgage Corporation (the
                       "Servicer"), Bayview Financial Property Trust II (the "Assignee") and Bayview Financial, L.P. (the
                       "Assignor") regarding non-full recourse flow
2005-4    03/01/2005   Non-Full Recourse Flow Servicing Agreement between Bayview Financial, L.P. as Owner and M&T
                       Mortgage Corporation as Servicer
          12/01/2005   Confirmation Agreement between Bayview Financial L.P. (the "Owner") and M&T Mortgage
                       Corporation (the "Servicer")
          12/01/2005   Assignment, Assumption and Recognition Agreement among M&T Mortgage Corporation (the
                       "Servicer"), Bayview Financial Property Trust (the "Assignee") and Bayview Financial, L.P. (the
                       "Assignor")






  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-F1                             881,619.20          9,622,674.55                 0.00              90,538,325.45
   A-F2                             373,692.36                  0.00                 0.00              41,506,000.00
   A-F3                             157,171.66                  0.00                 0.00              17,146,000.00
   A-F4                             209,843.34                  0.00                 0.00              22,892,000.00
   A-F5                             181,028.04                  0.00                 0.00              20,189,000.00
   AIO                              351,605.45                  0.00                 0.00             156,966,533.85
   APO                                    0.00            132,194.48                 0.00               5,188,353.33
   B-1                               24,429.16                  0.00                 0.00               2,665,000.00
   B-2                               21,101.66                  0.00                 0.00               2,302,000.00
   B-3                               22,210.84                  0.00                 0.00               2,423,000.00
   M-1                               63,305.00                  0.00                 0.00               6,906,000.00
   M-2                               52,195.00                  0.00                 0.00               5,694,000.00
   M-3                               35,539.16                  0.00                 0.00               3,877,000.00
   M-4                               28,875.00                  0.00                 0.00               3,150,000.00
   M-5                               27,765.84                  0.00                 0.00               3,029,000.00
   M-6                               24,429.16                  0.00                 0.00               2,665,000.00
   P                                  2,999.11                  0.00                 0.00                     100.00
   R                                      0.00                  0.00                 0.00                       0.00
   X                                      0.00                  0.00                 0.00                       0.00